Form 10-Q
period 2012-03-31
AEI Core Property Income Trust, Inc
filed 2012-05-14
CIK 1527378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

Commission File Number:  333-176533

AEI CORE PROPERTY INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

State of Minnesota	45-2726956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and for the Period from Inception (June 15, 2011) to March 31, 2012:

	Operations	4

	Cash Flows	5

	Changes in Shareholder’s Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17 - 18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011

Current Assets:
Cash	$200,769	$200,519
Prepaid Expenses	47,742	0
Total Assets	$248,511	$200,519

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$74,901	$0
Income Taxes Payable	0	121
Total Current Liabilities	74,901	121

Shareholder’s Equity:
Common Stock, Par Value $.01 per Share, 200,000,000 Shares Authorized, 20,000 Shares Issued and Outstanding	200	200
Additional Paid-in Capital	199,800	199,800
Retained Earnings (Accumulated Deficit)	(26,390)	398
Total Shareholder’s Equity	173,610	200,398
Total Liabilities and Shareholder’s Equity	$248,511	$200,519

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012	Inception (June 15, 2011) to March 31, 2012

Revenue	$0	$0

Expenses	27,038	27,038

Operating Loss	(27,038)	(27,038)

Other Income – Interest Income	250	769

Income Tax Expense	0	121

Net Loss	$(26,788)	$(26,390)

Net Loss Per Share	$(1.34)	$(1.32)

Weighted Average Units Outstanding – Basic and Diluted	20,000	20,000

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012	Inception (June 15, 2011) to March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(26,788)	$(26,390)

Adjustments to Reconcile Net Loss To Net Cash Provided by Operating Activities:
Increase in Prepaid Expenses	(47,742)	(47,742)
Increase in Payable to AEI Fund Management, Inc.	74,901	74,901
Decrease in Income Tax Payable	(121)	0
Total Adjustments	27,038	27,159
Net Cash Provided By Operating Activities	250	769

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	0	200,000

Net Increase (Decrease) in Cash	250	200,769

Cash, beginning of period	200,519	0

Cash, end of period	$200,769	$200,769

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity

Balance, December 31, 2011	20,000	$200	$199,800	$398	$200,398

Issuance of Common Stock	0	0	0	0	0

Net Loss	0	0	0	(26,788)	(26,788)

Balance, March 31, 2012	20,000	$200	$199,800	$(26,390)	$173,610

Balance, June 15, 2011 (Inception)	0	$0	$0	$0	$0

Issuance of Common Stock	20,000	200	199,800	0	200,000

Net Loss	0	0	0	(26,390)	(26,390)

Balance, March 31, 2012	20,000	$200	$199,800	$(26,390)	$173,610

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report included in Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on April 16, 2012.

(2)  Organization –

AEI Core Property Income Trust, Inc. (the “Company”) was formed on June 15, 2011 and is a Minnesota corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. AEI Trust Advisors, Inc. (“ATA”), will be responsible for the Company’s day-to-day operations under an advisory agreement approved by the Company’s Board of Directors. On July 15, 2011, the Company sold 20,000 shares of common stock, at $10.00 per share, to AEI Capital Corporation, the parent company of ATA.

On January 23, 2012, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission, the Company commenced a public offering (the “Offering”) of $298.5 million in shares of common stock. A maximum of $270 million in shares of common stock may be sold to the public at a price of $10.00 per share. In addition, the Company registered an additional $28.5 million in shares of common stock that is available only to shareholders who elect to participate in the Company’s distribution reinvestment plan under which shareholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at $9.50 per share during the Offering.

The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a portfolio of debt-free, net leased, single tenant, income-producing commercial properties, primarily in the retail, office, medical, and service sectors.

The Company is in the development stage and has not begun its planned operations.  There were no real estate transactions from June 15, 2011 to March 31, 2012.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Company are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Organization and Offering Expenses

The Company’s advisor and its affiliates fund all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs subject to certain limits. These costs are not included in the balance sheet of the Company because such costs are not a liability of the Company until subscriptions for the minimum number of shares of common stock are received and accepted by the Company. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be recorded as a reduction of capital in excess of par value. As of March 31, 2012 and December 31, 2011, ATA had incurred approximately $800,000 and $532,000, respectively, of costs related to the organization of the Company and the Offering.  Subsequent to March 31, 2012, ATA incurred approximately $70,000 of additional costs related to the Offering.

Related Party Transactions and Agreements

The Company has entered into agreements with ATA and its affiliates, whereby the Company will pay certain fees to, or reimburse certain expenses of, ATA or its affiliates such as acquisition expenses, organization and offering expenses, selling commissions, dealer manager fees, asset management fees and expenses, and reimbursement of certain operating costs. See Note 5 for a further explanation of the various related-party transactions, agreements and fees.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies – (Continued)

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31 for the year in which the escrow period concludes. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. In general, no recognition has been given to income taxes in the accompanying balance sheet.  As of December 31, 2011, the Company had not qualified for taxation as a REIT so an income tax provision was provided based on the estimated statutory tax rate.  As of March 31, 2012, the Company is in a net loss position, but has not provided for an income tax benefit provision as it has recorded a valuation allowance against any net deferred tax asset.

Investments in Real Estate

Upon acquisition of real properties, the Company will record them in the financial statements at cost (not including acquisition expenses). The purchase price will be allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases. Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies – (Continued)

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Company tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Company determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

The buildings and equipment of the Company will be depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 25 years and 5 years, respectively. Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

(4)  Economic Dependency –

The Company has engaged ATA and its affiliates to provide certain services that are essential to the Company, including services related to the sale of shares of the Company’s common stock, property acquisitions and dispositions, property management, and administration of the Company, including investor relations, financial and tax reporting. As a result of these relationships, the Company is dependent upon ATA and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Related Party Transactions and Arrangements –

The Company has incurred, and will continue to incur, commissions, fees and expenses payable to its advisor (ATA) and certain affiliates in connection with the Offering and the acquisition, management and sale of the assets of the Company.

•
Organization and Offering Expenses – The Company will use a portion of the offering proceeds to reimburse ATA for expenses incurred and services rendered related to the offering of securities. These expenses may include up to 0.5% of the gross offering proceeds for third party due diligence expenses included in detailed and itemized invoices. The Company will not pay organization and offering expenses to the extent that they exceed, when combined with selling commissions and dealer manager fees, 15% of the gross proceeds raised through the offering.

•
Selling Commissions – The Company will pay an affiliate of ATA 7.0% of the gross proceeds from the offering, all of which will be re-allowed as selling commissions to participating broker-dealers. The Company will not pay any selling commissions for sales of shares under the distribution reinvestment plan.

•
Dealer Manager Fee – The Company will pay an affiliate of ATA a dealer manager fee of 3.0% of the gross proceeds from the offering. The Company will not pay a dealer manager fee for sales of shares under the distribution reinvestment plan.

•
Acquisition Expenses – The Company will reimburse ATA for the expenses it incurs in evaluating and acquiring properties on the Company’s behalf, regardless of whether the Company actually acquires the properties.

•	Asset Management Fee – The Company will pay ATA an annual asset management fee equal to six tenths of one percent (0.60%) of the Company’s average invested assets.

•
Operating Expenses – The Company will reimburse ATA for its costs in managing the Company’s operations and properties and providing administrative services, subject to the limitation that the Company will not reimburse ATA for any amount by which the Company’s operating expenses (which include, among other things, the asset management fee, but exclude the expenses of raising capital, interest payments, taxes, non-cash items such as depreciation, amortization and bad debt reserves and acquisition expenses) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income, other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of properties for that period.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Company.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Fair Value Measurements –

As of March 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our accompanying financial statement and notes thereto. This section contains "forward looking statements" which represent our expectations or beliefs concerning future events. Forward looking statements should be evaluated in the context of the risk factors described in “Risk Factors” beginning on page 15 of the prospectus.

Overview

We were formed on June 15, 2011 and we intend to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes beginning with the taxable year ending December 31 for the year in which subscription proceeds are released from escrow. We intend to use substantially all of the net proceeds from this offering to acquire and operate a diversified portfolio of debt-free, net leased, single tenant, income-producing commercial properties throughout the United States, primarily in the retail, office, medical, and service sectors. Our properties will be 100% leased, or under contract to be leased, under long-term net leases on the date of purchase, primarily to national or regional, name brand, creditworthy tenants. We intend to hold each property for a period of seven or more years. As of the date of this filing, we have not yet commenced operations or entered into any agreements to acquire any specific properties. The number of properties we acquire will depend upon the number of shares sold in this offering and the amount of net proceeds available for investment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

We will prepare our financial statements in accordance with accounting principles generally accepted in the United States (GAAP). Below are the accounting policies we believe will be critical once we commence operations. We consider these policies to be critical because they require our management to use judgment in the application of these accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of our assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods. It is possible that the carrying amount of our assets and liabilities, or the results of operations we report, will be affected if our management’s estimates or assumptions prove inaccurate. The estimates and judgments that we believe will have the most effect on our reported financial position and results of operations are as follows:

Allocation of Purchase Price of Acquired Properties. When we acquire properties, we will record them in the financial statements at cost (not including acquisition expenses). We will allocate the purchase price to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above-market and below-market leases and the value of in-place leases. The allocation of the purchase price is based upon the fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon our own assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above-market and below-market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above-market and below-market lease values will be capitalized as intangible lease assets or liabilities. Above-market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets on the balance sheets and will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of our reported net income.

Carrying Value of Real Estate.  We will initially carry our real estate on our books at a value equal to the cost of acquisition, not including acquisition expenses. We will test the real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties we will hold and operate, we compare the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, we recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, we determine whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

Allocation of Expenses.  Most of our day to day operating services will be provided to our advisor by AEI Fund Management, Inc., an affiliate of our advisor. AEI Fund Management allocates expenses to each of the funds to which it provides services primarily on the basis of the number of hours devoted by its employees to each fund’s affairs. It also allocates expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage. We will reimburse these expenses subject to certain limitations contained in the prospectus.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Income Taxes.  We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31 for the year in which subscription proceeds are released from escrow. If we qualify as a REIT for federal income tax purposes, we generally should not be subject to federal income tax on income distributed to you. If we elect to be taxed as a REIT and subsequently fail to maintain our qualification as a REIT in any taxable year and certain relief provisions do not apply, we will be subject to federal income tax on our taxable income at regular corporate rates. In that instance, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes until four years after the year in which our qualification was denied. Such an event could have a material adverse affect on our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify as a REIT for federal income tax purposes during each year of our operations. Whether or not we qualify as a REIT, we may be subject to state and local taxes on our income and property as well as federal income and excise taxes on our undistributed income.

Results of Operations

As of the date of this filing, we have not commenced any significant operations because we are in our organization phase. We will not commence any significant operations until we have issued at least $3,000,000 in shares of our common stock pursuant to this offering.

Liquidity and Capital Resources

Our capital demands will be primarily for property acquisitions, and the payment of operating expenses and distributions. Cash needs for items other than acquisitions are expected to be met from cash flow from operations. Cash needs for acquisitions are expected to be met with the net proceeds of this offering.

We expect to have little, if any, cash flow from operations available for distributions until we complete our initial property acquisitions. We could experience delays in acquiring suitable properties, particularly if the amount of capital raised in this offering exceeds our advisor’s ability to locate and acquire properties. Delays we encounter in the property acquisition process could adversely affect our ability to pay distributions and adversely affect your overall investment return. Prior to our acquisition of properties, some portion of our distributions may be paid from sources other than rental income, including proceeds of this offering. However, it is our intention to fully fund distributions from current operations and to keep distributions of cash from other sources to a minimum. Twelve months after completion of the offering of our common stock, our intent is to make distribution payments solely from funds from operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

We intend to operate on an “all-cash,” non-leveraged basis. Therefore, we will not borrow money to acquire properties or pay distributions. Although we may borrow money on a short-term basis to manage cash flow, we do not anticipate those borrowings will be substantial. Because we will not incur borrowings to purchase properties, and expect that our leases will be net leases, we will not maintain significant working capital reserves. If we anticipate substantial costs and expenses or other economic contingencies while we operate, we may establish some level of reserves. To the extent that income is insufficient to defray our costs and other obligations and we have not established reserves, it may be necessary to borrow on a short-term basis or sell properties. Any excess reserves may be distributed to shareholders if our advisor determines that such reserves are not necessary for our operations.

Contractual Obligations

We had no contractual obligations or off balance sheet arrangements as of the date of this filing.

Related-Party Transactions and Agreements

We intend to enter into agreements with AEI Trust Advisors, Inc. and its affiliates under which we will pay fees to, or reimburse expenses of AEI Trust Advisors and its affiliates for organization and offering costs, acquisition expenses, operating expenses and disposition expenses. See Note 5 to the financial statements for a further explanation of the various related-party transactions, agreements and fees.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we have not yet received funds from escrow and our assets are minimal, we are not subject to significant market risk.  Further, our charter prohibits debt to acquire properties and we do not intend to invest in derivative financial instruments.  When proceeds are released from escrow, we will mainly invest proceeds in a short-term money market account that will have little or no sensitivity to market fluctuations.  We may invest some proceeds in securities issued or guaranteed by the government or government-sponsored entities with some susceptibility to interest rate and market fluctuation.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

We, under the supervision and with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

ITEM 4.  CONTROLS AND PROCEDURES.  (Continued)

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, as amended from time to time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) The registration statement for the offering (No. 333-176533) was declared effective on January 23, 2012.  The offering commenced on January 23, 2012 and is ongoing.  AEI Securities, Inc. (“ASI”) is the dealer manager of the offering.  The registration statement covers $298.5 million in shares of common stock.  A maximum of $270 million in shares of common stock may be sold to the public at a price of $10.00 per share.  In addition, the Company registered an additional $28.5 million in shares of common stock that is available only to shareholders who elect to participate in the Company’s distribution reinvestment plan under which shareholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at $9.50 per share during the offering.  The registration statement indicated that all subscription funds would be held in escrow, until the Company had received subscriptions for 300,000 shares ($3,000,000).  At March 31, 2012, the Company had not received the minimum amount of subscriptions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(c) Our board of directors has adopted a share repurchase program that enables our shareholders who hold their shares for more than one year to sell their shares to us in limited circumstances. We will waive this holding period requirement if a shareholder dies or in other circumstances at our advisor’s discretion.  Our share repurchase program will permit shareholders to ask us to repurchase their shares at a price of 90% to 95% of the price paid for the shares until our board of directors has established a net asset value per share, and at a price equal to 90% to 95% of net asset value per share after that value has been established.  We will repurchase shares in connection with a shareholder’s death at a price equal to the shareholder’s purchase price per share, or after we have established a net asset value per share, and at a price equal to 100% of net asset value per share.  We will repurchase shares only twice a year (on March 31 and September 30) and will limit the number of shares repurchased to 2% of the number of shares outstanding on December 31 of the previous calendar year.  There are other conditions and limitations attached to this program as described in more detail in “Share Repurchase Program” on page 64 of the prospectus for our offering of common stock.  During the period covered by this report, the Company did not purchase any Units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Managing Member pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Managing Member pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2012	AEI Core Property Income Trust, Inc.
	By:	AEI Trust Advisors, Inc.
	Its:	Managing Member

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)