Form 10-Q
period 2012-09-30
AEI Core Property Income Trust, Inc
filed 2012-11-14
CIK 1527378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011, and for the Period from Inception (June 15, 2011) to September 30, 2012:

	Operations	4

	Cash Flows	5

	Changes in Shareholder’s Equity	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011

Current Assets:
Cash	$119,028	$200,519
Prepaid Expenses	18,325	0
Total Assets	$137,353	$200,519

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Payable to AEI Fund Management, Inc.	$8,938	$0
Income Taxes Payable	0	121
Total Current Liabilities	8,938	121

Shareholder’s Equity:
Common Stock, Par Value $.01 per Share, 200,000,000 Shares Authorized, 20,000 Shares Issued and Outstanding	200	200
Additional Paid-in Capital	199,800	199,800
Retained Earnings (Accumulated Deficit)	(71,585)	398
Total Shareholder’s Equity	128,415	200,398
Total Liabilities and Shareholder’s Equity	$137,353	$200,519

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months Ended September 30,	Nine Months Ended September 30,	Inception (June 15, 2011) to September 30,	Inception (June 15, 2011) to September 30,
	2012	2012	2011 (1)	2012

Revenue	$0	$0	$0	$0

Expenses	22,697	72,492	0	72,492

Operating Loss	(22,697)	(72,492)	0	(72,492)

Other Income – Interest Income	111	509	266	1,028

Income Tax Expense	0	0	0	121

Net Loss	$(22,586)	$(71,983)	$266	$(71,585)

Net Loss Per Share	$(1.13)	$(3.60)	$0.01	$(3.58)

Weighted Average Units Outstanding – Basic and Diluted	20,000	20,000	20,000	20,000

(1)	The financial results for the three months ended September 30, 2011 are the same as the results shown in this column.

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012	Inception (June 15, 2011) to September 30, 2011	Inception (June 15, 2011) to September 30, 2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(71,983)	$266	$(71,585)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Increase in Prepaid Expenses	(18,325)	0	(18,325)
Increase in Payable to AEI Fund Management, Inc.	8,938	0	8,938
Decrease in Income Tax Payable	(121)	0	0

Total Adjustments	(9,508)	0	(9,387)
Net Cash Provided By (Used For) Operating Activities	(81,491)	266	(80,972)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	0	200,000	200,000

Net Increase (Decrease) in Cash	(81,491)	200,266	119,028

Cash, beginning of period	200,519	0	0

Cash, end of period	$119,028	$200,266	$119,028

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity

Balance, December 31, 2011	20,000	$200	$199,800	$398	$200,398

Issuance of Common Stock	0	0	0	0	0

Net Loss	0	0	0	(71,983)	(71,983)

Balance, September 30, 2012	20,000	$200	$199,800	$(71,585)	$128,415

Balance, June 15, 2011 (Inception)	0	$0	$0	$0	$0

Issuance of Common Stock	20,000	200	199,800	0	200,000

Net Income	0	0	0	266	266

Balance, September 30, 2011	20,000	$200	$199,800	$266	$200,266

Balance, June 15, 2011 (Inception)	0	$0	$0	$0	$0

Issuance of Common Stock	20,000	200	199,800	0	200,000

Net Loss	0	0	0	(71,585)	(71,585)

Balance, September 30, 2012	20,000	$200	$199,800	$(71,585)	$128,415

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI CORE PROPERTY INCOME TRUST, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The Company is in the development stage and has not begun its planned operations.  There were no real estate transactions from June 15, 2011 to September 30, 2012.

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

Organization and Offering Expenses

The Company’s advisor and its affiliates fund all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs subject to certain limits based on the amount of offering proceeds raised. These costs are not included in the balance sheet of the Company because such costs are not a liability of the Company until subscriptions for the minimum number of shares of common stock are received and accepted by the Company. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be recorded as a reduction of capital in excess of par value. As of September 30, 2012 and December 31, 2011, ATA had incurred approximately $1,152,000 and $532,000, respectively, of costs related to the organization of the Company and the Offering.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies – (Continued)

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31 for the year in which the escrow period concludes. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. In general, no recognition has been given to income taxes in the accompanying balance sheet.  As of December 31, 2011, the Company had not qualified for taxation as a REIT so an income tax provision was provided based on the estimated statutory tax rate.  As of September 30, 2012, the Company is in a net loss position, but has not provided for an income tax benefit provision as it has recorded a valuation allowance against any net deferred tax asset.

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

(7)  Fair Value Measurements –

As of September 30, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Income Taxes.  We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31 for the year in which subscription proceeds are released from escrow. If we qualify as a REIT for federal income tax purposes, we generally should not be subject to federal income tax on income distributed to shareholders. If we elect to be taxed as a REIT and subsequently fail to maintain our qualification as a REIT in any taxable year and certain relief provisions do not apply, we will be subject to federal income tax on our taxable income at regular corporate rates. In that instance, we would not be permitted to qualify for treatment as a REIT for federal income tax purposes until four years after the year in which our qualification was denied. Such an event could have a material adverse effect on our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify as a REIT for federal income tax purposes during each year of our operations. Whether or not we qualify as a REIT, we may be subject to state and local taxes on our income and property as well as federal income and excise taxes on our undistributed income.

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

Contractual Obligations

We had no contractual obligations or off balance sheet arrangements as of the date of this filing.  However, in order to facilitate the purchase of our first property, AEI Property Corporation (“APC”), an affiliate of our advisor, purchased a 50% interest ($1,488,600) in a Staples store in Indianapolis, Indiana from an unrelated third party. When sufficient subscription proceeds are raised, we expect to purchase this 50% interest from APC, but we do not have a contractual obligation to purchase the interest at this time. The price we pay will be equal to the price paid by APC plus any expenses incurred to transfer ownership of the interest in the property to us, which are expected to be minimal. There will be no other benefit to our advisor or its affiliates from our purchase of the property apart from compensation otherwise permitted by the advisory agreement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) The registration statement for the offering (No. 333-176533) was declared effective on January 23, 2012.  The offering commenced on January 23, 2012 and is ongoing.  AEI Securities, Inc. (“ASI”) is the dealer manager of the offering.  The registration statement covers $298.5 million in shares of common stock.  A maximum of $270 million in shares of common stock may be sold to the public at a price of $10.00 per share.  In addition, the Company registered an additional $28.5 million in shares of common stock that is available only to shareholders who elect to participate in the Company’s distribution reinvestment plan under which shareholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at $9.50 per share during the offering.  The registration statement indicated that all subscription funds would be held in escrow, until the Company had received subscriptions for 300,000 shares ($3,000,000).  At September 30, 2012, the Company had not received the minimum amount of subscriptions.

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

Dated: November 12, 2012	AEI Core Property Income Trust, Inc.

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)